Form 10-K
period 1998-12-31
PNC MORTGAGE SEC CORP MORT PASS THR CERT SER 1997-5
filed 1999-04-01
CIK 1083064

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1998

                 Commission File Number 33-84896

                  PNC Mortgage Securities Corp.
      (Exact name of the registrant as specified in charter)

          Delaware                           94-2528990

          (State or other                    (IRS Employer
          jurisdiction of                    Identification
          Incorporation)                     Number)

                     75 North Fairway Drive
                  Vernon Hills, Illinois 60061

            (Address of principal executive offices)

       Registrant's telephone number, including area code:

                         (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

               DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Reports on Form 8-K concerning the registrant's Mortgage Pass-Through Certificates Series 1997-5 ("Certificates") issued pursuant to the Pooling and Servicing Agreement dated as of September 1, 1997 (the "Pooling Agreement") are incorporated by reference as set forth in Part IV, Item 14.

Part I

Item 1. Business.

     Not applicable.

Item 2. Properties.

     Not applicable.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings involving the mortgage loans related to the Certificates, the trustee under the Pooling Agreement or the registrant with respect to the mortgage loans, other than ordinary routine litigation incidental to the trustee's or the registrant's duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

     No vote or consent of holders of Certificates has been solicited for any purpose during 1998.

Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     Not applicable.

Item 6. Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market
Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

     No material disagreement concerning accounting procedures or change of accountants has occurred.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Part IV

Item 14. Exhibits, Financial Statement, Schedules, and Reports on
Form 8-K.

     The Pooling Agreement requires an officer's certificate to be delivered to the trustee under the Pooling Agreement on or before April 30, 1998 and each April 30 thereafter stating as to the signer thereof, that (i) a review of the activities of the master servicer under the Pooling Agreement during the calendar year ended December 31, 1997 and each December 31 thereafter and performance under the Pooling Agreement had been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, such master servicer had fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer's certificate dated as of March 15, 1999 is attached hereto as Exhibit 99.1.

     The Pooling Agreement requires a statement from a firm of independent public accountants to be furnished to the trustee under the Pooling Agreement on or before April 30, 1998 and each April 30 thereafter to the effect that, in connection with the firm's examination of the financial statements as of December 31, 1997 and each December 31 thereafter of the parent corporation of the master servicer under the Pooling Agreement (which included a limited examination of such master servicer's financial statements, nothing came to their attention that indicated that such master servicer was not in compliance with certain sections of the Pooling Agreement, except for (i) such exceptions as such firm believes to be immaterial, and (ii) such other exceptions as are set forth in such statement. Such statement is incorporated by reference to Exhibit 99.1 of the registrant's Report on Form 8-K filed on March 23, 1999.

     The registrant filed Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Reports on Form 8-K are incorporated by reference as follows:

PNC    Mortgage    Securities   Corp.,   Mortgage    Pass-Through
Certificates, Series: 1997-5, Monthly Distribution Report for month indicated, 1998.

                                   Date Filed
January                            February 10, 1998
February                           March 10, 1998
March                              April 10, 1998
April                              May 11, 1998
May                                June 8, 1998
June                               July 9, 1998
July                               August 10, 1998
August                             September 9, 1998
September                          October 9, 1998
October                            November 5, 1998
November                           December 10, 1998
December                           January 5, 1999

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PNC MORTGAGE SECURITIES CORP.
                              (Registrant)

                              By: \s\Richard Careaga
                              ---------------------------
                              Richard Careaga
                              Second Vice President
Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By \s\ Michael L. Parker
------------------------------------
Michael L. Parker
President and Director
Date March 29, 1999

By \s\ Douglas H. Burr
------------------------------------
Douglas H. Burr
Senior Vice President,
Chief Financial Officer and Director
Date March 29, 1999

By \s\ Alexander T. Topping, Jr.
------------------------------------
Alexander T. Topping, Jr.
Senior Vice President and Director
Date March 29, 1999

By \s\ John W. Lauber
------------------------------------
John W. Lauber
Vice President and Controller
Date March 29, 1999

By \s\ Saiyid T. Naqvi
------------------------------------
Saiyid T. Naqvi
Director
Date March 29, 1999